Form 10-Q
period 1998-06-30
INSIGNIA PROPERTIES TRUST /
filed 1998-09-24
CIK 1062508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998


                         Commission File Number 1-14179

                            INSIGNIA PROPERTIES TRUST
             (Exact Name of Registrant as Specified in Its Charter)


       Maryland                                         57-1045190
(State of Incorporation)                   (I.R.S. Employer Identification No.)


     One Insignia Financial Plaza, P.O. Box 19059
              Greenville, South Carolina                   29602
       (Address of Principal Executive Offices)         (Zip Code)


                                 (864) 239-1300
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .


 At September 16, 1998, the Registrant had 19,427,760 Common Shares outstanding.

                            INSIGNIA PROPERTIES TRUST

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX


                                                                         Page
PART I - FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements..............................1
     Condensed Consolidated Balance Sheets
      as of June 30, 1998 and December 31, 1997............................1
     Condensed Consolidated Statements of Income
      for the Three and Six Months Ended June 30, 1998 and 1997 ...........2
     Condensed Consolidated Statements of Shareholders' Equity
      for the Six Months Ended June 30, 1998...............................3
     Condensed Consolidated Statements of Cash Flow
      for the Six Months Ended June 30, 1998 and 1997......................4
     Notes to Condensed Consolidated Financial Statements..................6
   Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................15

PART II - OTHER INFORMATION
   Item 1.  Legal Proceedings..............................................18
   Item 4.  Submission of Matters to a Vote of Security Holders............18
   Item 6.  Exhibits and Reports on Form 8-K...............................18

SIGNATURES.................................................................19

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

a)  Balance Sheets

                            INSIGNIA PROPERTIES TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       June 30,   December 31,
                                                         1998         1997
                                                     (Unaudited)     (Note)

Assets
 Cash and cash equivalents                            $ 14,639     $ 37,432
 Investments in real estate limited partnerships       192,832      159,469
 Apartment property, net of depreciation                25,808       22,357
 Other assets                                            6,996        6,810
 Total assets                                         $240,275     $226,068

Liabilities, Minority Interest and Shareholders'
Equity
 Liabilities:
   Accounts payable - Due to Insignia                  $   122      $   841
   Distribution payable - Insignia                       1,490        1,260
   Distributions payable                                 2,914        2,786
   Accrued expenses                                      1,101        1,222
   Non-recourse mortgage notes payable                  21,951       19,300
 Total liabilities                                      27,578       25,409

Minority interest in Operating Partnership              59,181       54,447

Shareholders' Equity:
 Common shares, par value $.01 per share -
   authorized 400,000,000 shares, 19,427,760
   issued and outstanding (1998) and 18,573,151
   issued and outstanding (1997)                           194          186
 Additional paid-in capital                            154,984      145,594
 Unearned compensation                                  (5,173)          --
 Accumulated earnings in excess of distributions         3,511          432
Total shareholders' equity                             153,516      146,212

Total liabilities, minority interest and shareholders'
equity                                                $240,275     $226,068



NOTE:The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

b)  Statements of Income

                            INSIGNIA PROPERTIES TRUST
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         1998       1997       1998       1997
Revenues
 Apartment rentals                     $ 1,856    $ 1,646    $ 3,627    $ 3,229
 Equity earnings - limited partner
  interest                               4,736        789      8,097      2,993
 Other                                     628        152      1,253        493
                                         7,220      2,587     12,977      6,715

Costs and expenses
 Apartment property operating expenses     846        785      1,736      1,517
 Apartment property interest               422        372        828        744
 Apartment property depreciation           329        241        600        480
 Administrative                            223        282        575        553
 Amortization                              112         32        276         52
 Other interest                            119         35        206         42
                                         2,051      1,747      4,221      3,388

Operating income                         5,169        840      8,756      3,327

Equity earnings - gain on sale
  of properties                          5,772         --      5,772      --

Income before minority interest and                                                                                --
 extraordinary item                     10,941        840     14,528      3,327
Minority interest in consolidated
 Subsidiaries and the Operating
  Partnership                           (3,831)      (252)    (5,364)    (2,079)

Income before extraordinary item         7,110        588      9,164      1,248
Equity earnings - extraordinary loss
 from property refinancings
  (net of minority interest)              (283)        --       (257)        --

Net income                             $ 6,827     $  588    $ 8,907    $ 1,248

Net income per share - basic
and diluted:
 Income before extraordinary item      $   .37     $  .05     $  .48     $  .11
 Extraordinary item                       (.01)        --       (.01)        --
 Net income                            $   .36     $ . 05     $  .47     $  .11

 Distributions declared per
 Common Share                          $   .15     $   --     $  .30     $   --

 Weighted average Common Shares
   outstanding  - basic             18,917,760 11,891,528 18,822,564 11,539,240
 Weighted average Common Shares
   outstanding - diluted            18,975,719 11,891,528 18,880,523 11,539,240


See Notes to Condensed Consolidated Financial Statement.

c)  Statements of Shareholders' Equity

                            INSIGNIA PROPERTIES TRUST
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)


                                                          Accumulated
                                                          Earnings In  Total
                                       Additional Unearned Excess of   Share-
                                Common  Paid-In    Compen-  Distri-   holders'
                                Shares  Capital    sation   butions    Equity


Balance at December 31, 1997     $186  $145,594   $    --  $    432   $146,212
 Issuance of 344,609
  Common Shares                     3     3,625                          3,628
 Issuance of 548,000                                             --
  restricted Common Shares          5     5,765    (5,173)                 597
 Distributions declared and
  paid                             --        --              (2,914)    (2,914)
 Distributions declared            --        --        --    (2,914)    (2,914)
 Net income for 1998               --        --        --     8,907      8,907
Balance at June 30, 1998         $194  $154,984   $(5,173)  $ 3,511   $153,516































See Notes to Condensed Consolidated Financial Statements.

d)  Statements of Cash Flow

                            INSIGNIA PROPERTIES TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                            1998          1997
 Operating Activities
  Net income                                              $ 8,907       $ 1,248
  Adjustments to reconcile net income to
  net cash provided by operations:
    Amortization of organization and formation costs          276            52
    Amortization of loan costs                                175            --
    Apartment property depreciation                           600           480
    Equity earnings - partnership investments              (8,097)       (2,993)
    Equity earnings - gain on sale of properties           (5,772)           --
    Equity earnings - extraordinary loss from property
     refinancings                                             257            --
    Non-cash compensation                                     597            --
    Minority interests in the Operating Partnership and
      consolidated Subsidiaries                             5,364         2,079
    Changes in operating assets and liabilities:
      Other assets                                            (84)         (301)
      Accounts payable and accrued expenses                  (888)          882
  Net cash provided by operating activities                 1,335         1,447

 Investing Activities
  Additions to apartment property                            (287)         (114)
  Organizational and formation costs                           (5)         (120)
  Purchase of real estate limited partnership interests   (20,369)       (1,852)
  Investment in apartment property, net of acquired cash   (3,804)           --
  Distributions from partnerships                           7,100        11,382
  Merger costs                                               (408)         (704)
    Net cash (used in) provided by investing activities   (17,773)        8,592

 Financing Activities
  Proceeds from issuance of Common Shares                      --        31,710
  Repayments of non-recourse mortgage notes                    (9)           --
  Payments on note payable                                     --          (430)
  Proceeds from note payable                                   --           650
  Proceeds from refinancing of non-recourse mortgage note   2,660            --
  Distributions made to minority investors of NPI 4          (494)       (1,420)
  Loan costs paid                                             (62)           --
  Distributions paid to Insignia by operating partnership  (2,750)       (4,077)
  Distributions paid to common shareholders                (5,700)       (5,880)
     Net cash (used in) provided by financing activities   (6,355)       20,553

 (Decrease) increase in cash and cash equivalents         (22,793)       30,592
 Cash and cash equivalents at beginning of period          37,432         4,928
 Cash and cash equivalents at end of period              $ 14,639      $ 35,520

See Notes Condensed Consolidated Financial Statements.

d)  Statements of  Cash Flow (continued)

                            INSIGNIA PROPERTIES TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           1998         1997
Supplemental disclosure of non-cash financing
  and investing activities
Issuance of Common Shares and operating partnership
  units in exchange for limited partner interests       $  6,656     $ 12,747


Note:For the six months ending June 30, 1997, other assets and accounts payable and accrued expenses were adjusted by $236,000 for non-cash amounts in connection with organizational costs.




































See Notes Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Organization and Basis of Presentation

          Insignia Properties Trust ("IPT" or the "Company") is a Maryland real estate investment trust formed in 1996 by Insignia Financial Group, Inc. ("Insignia") for the purpose of acquiring and owning interests in multifamily residential properties, including limited and general partner interests in partnerships which hold such real estate properties. IPT has been organized and is operated in a manner that allows it to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. IPT is the sole general partner of Insignia Properties, L.P., a Delaware limited partnership ("IPLP"), which is IPT's operating partnership. Insignia is the sole limited partner of IPLP.

          Substantially all of IPT's assets consist of (i) interests in entities which comprise or control the managing general partners of real estate limited partnerships (the "IPT Partnerships"), which interests are held by IPT directly or through wholly-owned subsidiaries, and (ii) limited partner interests in the IPT Partnerships, which interests are held through IPLP. The IPT Partnerships own, in the aggregate, 349 properties containing approximately 73,000 residential apartment units and approximately 5.8 million square feet of commercial space.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's
     Registration  Statement  on Form  S-4  filed  August  10,  1998,  File  No.
     333-53815.

          Certain amounts from 1997 have been reclassified to conform with the 1998 presentation.

2. Earnings Per Share

          In 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

          Earnings per share is computed based on the weighted average number of Common Shares outstanding. An IPLP partnership interest is not considered dilutive because the allocation of earnings to an IPLP partnership interest is equivalent to an IPT Common Share.

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         1998       1997       1998       1997
                                 (in thousands, except share and per share data)

Numerator - basic and diluted
 Income before extraordinary item     $  7,110     $  588   $  9,164   $  1,248
 Extraordinary loss                       (283)        --       (257)        --
   Net income                          $  6,827     $  588   $  8,907   $  1,248
Denominator
 Denominator for basic earnings
  per share - weighted average
  Common Shares                     18,917,760 11,891,528 18,822,564 11,539,240
 Effect of dilutive securities -
  Restricted shares and options         57,959         --     57,959         --
 Denominator for diluted earnings
 per share -
  Adjusted weighted average Common
  Shares and assumed conversions    18,975,719 11,891,528 18,880,523 11,539,240

Earnings per Common Share - basic
and diluted
 Income before extraordinary item     $   .37     $   .05   $    .48   $    .11
 Extraordinary loss                      (.01)         --       (.01)        --
Net income                            $   .36     $   .05   $    .47   $    .11



3. 1998 Acquisitions

     Tender Offers

          In December 1997, a wholly-owned subsidiary of IPLP commenced tender offers to purchase units of limited partner interest in the following IPT
     Partnerships: Multi-Benefit Realty Fund '87-1, Century Properties Fund XIV, Century Properties Fund XV, Century Properties Fund XVIII, Consolidated
     Capital Growth Fund, Consolidated Capital Institutional Properties/3, Consolidated Capital Properties V, Johnstown/Consolidated Income Partners and Shelter Properties VII Limited Partnership. These tender offers expired in January and February 1998, with IPLP acquiring additional units of limited partner interest in these partnerships for a total cost of approximately $11.4 million (inclusive of acquisition costs of approximately $1.0 million).

          In April 1998, a wholly-owned subsidiary of IPLP commenced tender offers to purchase units of limited partner interest in the following IPT
     Partnership: Angeles Income Properties, Ltd. II, Angeles Partners IX and Angeles Partners XII. These tender offers expired in May 1998, with IPLP acquiring units of limited partner interest in these partnerships for a total cost of approximately $6.6 million (inclusive of acquisitions costs of approximately $0.3 million).

          As a result of the above tender offers, IPLP increased its stated ownership interest in these partnerships by a range of 4.52% to 24.39% with total stated ownership interest in these partnerships ranging from 13.26% to 45.85% at June 30, 1998. IPLP accounts for these partnership interest under the equity method.


          During the third quarter of 1998, a wholly-owned subsidiary of IPLP commenced tender offers to purchase units of limited partner interest in the following IPT Partnerships: Shelter Properties I Limited Partnership, Shelter Properties II Limited Partnership, Shelter Properties IV Limited Partnership, Shelter Properties V Limited Partnership, Shelter Properties VI Limited Partnership, Shelter Properties VII Limited Partnership, Consolidated Capital Institutional Properties, Consolidated Capital Institutional Properties/2, Consolidated Capital Institutional Properties/3, Consolidated Capital Properties III, Consolidated Capital Properties V, Angeles Income Properties, Ltd. II, Angeles Income Properties, Ltd. III, Angeles Income Properties, Ltd. IV, Angeles Income Properties, Ltd. 6, Angeles Partners IX, Angeles Partners X, Angeles Partners XI, Angeles Partners XII, Angeles Opportunity Properties, Ltd., Davidson Diversified Real Estate I, LP, Davidson Diversified Real Estate II, LP, Davidson Diversified Real Estate III, LP, Davidson Income Real Estate, LP and Davidson Growth Plus, LP. The tender offers for the Shelter Properties partnerships expired in August 1998, with IPLP acquiring additional units of limited partner interest in these partnerships for a total cost of approximately $7.5 million (inclusive of acquisition costs of approximately $0.4 million). As a result, IPLP increased its stated ownership interest in these partnerships by a range of 5.19% to 8.36%, with total stated ownership interest in these partnerships ranging from 23.16% to 47.03% as of August 31, 1998. The remainder of these tender offers are scheduled to expire at various times during the fourth quarter of 1998.

     Property Acquisition

          On January 28, 1998, a wholly-owned subsidiary of IPT acquired a 168-unit apartment complex located in Pensacola, Florida known as Raintree Apartments, which is the only whole asset currently owned by IPLP. The aggregate purchase price paid for the Raintree Apartments was approximately $3.8 million, approximately $2.6 million of which was debt financed on a non-recourse basis.

     MAE GP Corporation Merger

          Effective February 25, 1998, MAE GP Corporation, which until then was a wholly-owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), was merged with and into IPT (the "MAE GP Merger"). MAE is an affiliate of IPT and Insignia. As consideration for the MAE GP Merger, IPT issued 344,609 IPT Common Shares to MAE, valued for purposes of the MAE GP Merger at $10.53 per share. MAE GP Corporation owned or controlled equity interests in entities which comprised or controlled the general partners of 29 public and 61 private real estate limited partnerships (collectively, the "MAE Partnerships"). At that time, the MAE Partnerships owned, in the aggregate, 167 properties containing approximately 31,000 residential apartment units and approximately 2.2 million square feet of commercial space.


     MAE Sale to IPLP

          In connection with the MAE GP Merger, on February 17, 1998, IPLP purchased the following assets from MAE for approximately $596,000 in cash:
     (i) a 99% limited partner interest in Insignia Jacques Miller, L. P. ("IJM"), which in turn owned non-controlling equity interests in entities that comprise or control the general partners of 30 of the MAE Partnerships and various notes receivable (the 1% general partner interest in IJM was acquired by IPT from MAE GP in the MAE GP Merger); and (ii) a 6.557% limited partner interest in Buccaneer Trace Limited Partnership, which owns a 208-unit residential apartment complex located in Savannah, Georgia.

     Insignia Contribution to IPLP

          Also in connection with the MAE GP Merger, on February 17, 1998, Insignia contributed to IPLP all of the limited partner interests in the MAE Partnerships owned by Insignia and its wholly-owned subsidiaries in exchange for additional limited partner interests in IPLP. The interests contributed were valued at approximately $5,460,000, in exchange for which IPLP issued to Insignia 518,528 additional units of limited partner interest in IPLP (based on a value of $10.53 per interest). The interests in the MAE Partnerships were recorded at the historical cost of Insignia.

4.    Equity Earnings - Gain on Sale of Properties

          On April 16, 1998, Consolidated Capital Institutional Partners, LP ("CCIP"), which is one of the IPT Partnerships, sold Northlake Quadrangle (one of the properties controlled by CCIP) to an unrelated third party for $2.3 million. CCIP's net proceeds from this sale were $2.1 million. IPT owns approximately 41% of the equity interests in CCIP, and its share of the gain (included in IPT's equity earnings) was approximately $291,000.

          On June 30, 1998, National Property Investors 5 ("NPI 5") and National Property Investors 6 ("NPI 6"), each an IPT Partnership, sold the Village (an apartment property jointly owned by NPI 5 and NPI 6) to an unrelated third party for approximately $30.1 million. Aggregate net sales proceeds to NPI 5 and NPI 6 from this sale were approximately $18.1 million, after repayment of the mortgage note and closing expenses. IPT owned approximately 48% and 44% of the equity interests in NPI 5 and NPI 6, respectively, at the time of this sale, and its share of the gain (included in IPT's equity earnings) was approximately $5.5 million.

5.   Commitments and Contingencies

     General Partners

          Qualified REIT subsidiaries of IPT either control or serve as managing general partner of the IPT Partnerships, and these subsidiaries may be liable for recourse obligations of the IPT Partnerships in the event that they are unable to satisfy those obligations. IPT believes that each IPT Partnership has more than adequate resources to discharge all recourse obligations and maintains adequate insurance.

     Loan Commitments

          IPT is obligated to loan up to $500,000 each to certain IPT Partnerships ($2,600,000 in aggregate) and $150,000 each to certain other IPT Partnerships ($6,000,000 in aggregate) at interest rates not to exceed the prime rate plus 2%. There were no amounts outstanding under these commitments at June 30, 1998.

     Obligations to Former General Partners

          Certain corporate general partners owned by IPT were acquired by Insignia from unaffiliated prior owners. The acquisition agreements
     provided  that  Insignia  (now  IPT)  would  be  indemnified   from  claims
     attributable to events or actions prior to Insignia's (now IPT's) ownership, and that Insignia (now IPT) would indemnify the prior owners from claims or causes of action arising after the change in ownership. In addition, certain former owners of the general partners of seven IPT Partnerships retained 100% (and in some instances 75%) of the obligation to make capital contributions that may be required by the general partners upon windup of the applicable partnerships.

     Environmental Liabilities

          Under various federal and state environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. There can be no assurance that IPT, any of its affiliates or any assets owned or controlled by IPT or any of its affiliates currently are in compliance with all of such laws and regulations, or that IPT or its affiliates will not become subject to liabilities that arise in whole or in part out of any such laws, rules or regulations. Management is not currently aware of any environmental liabilities that are expected to have a material adverse effect on the Company's operations or financial condition.

     Litigation

          In January and February 1998, a limited partner in several of the IPT Partnerships commenced arbitration proceedings and litigation against those partnerships and their general partners. The claims in both the arbitration and in complaints filed in the circuit Court of Jackson County, Missouri assert that the general partners controlled by IPT breached certain contractual and fiduciary duties allegedly owed to the claimant. IPT believes the claims asserted in these proceedings are without merit.

          On March 24, 1998, certain persons claiming to own limited partner interests in certain of the IPT Partnerships filed a purported class and derivative action in California Superior Court in the County of San Mateo against IPT, Insignia, the general partners of the partnerships, certain persons and entities who purportedly formerly controlled the general partners, and additional entities affiliated with and individuals who are officers, directors and/or principals of several of the defendants. The complaint contains allegations that, among other things, (i) the defendants breached their fiduciary duties to the plaintiffs by selling or agreeing to sell their "fiduciary positions" as stockholders, officers and directors of the general partners for a profit and retaining said profit rather than distributing it to the plaintiffs; (ii) the defendants breached their fiduciary duties by mismanaging the partnerships and misappropriating the assets of the partnerships by (a) manipulating the operations of the partnerships to depress the trading price of units of limited partner interest in the partnerships, (b) coercing and fraudulently inducing unitholders to sell units to certain of the defendants at depressed prices and (c) using the voting control obtained by purchasing units at depressed prices to entrench certain of the defendants' positions of control over the partnerships; and (iii) the defendants breached their fiduciary duties to the plaintiffs by selling assets (such as mailing lists of unitholders) of the partnerships and causing the general partners to enter into exclusive arrangements with their affiliates to sell goods and services to the general partners, the unitholders and tenants of partnership properties. The complaint also alleges that the foregoing allegations constitute violations of various California securities, corporate and partnership statutes, as well as conversion and common law fraud. The San Mateo Complaint seeks unspecified compensatory and punitive damages, an injunction blocking the sale of control of the general partners and a court order directing the defendants to discharge their fiduciary duties to the plaintiffs. On June 25, 1998, the general partners filed a motion seeking dismissal of the action. In lieu of responding to that motion, the plaintiffs recently filed an amended complaint. IPT believes that the allegations contained in the amended complaint are without merit and intends to defend the action vigorously.

     On July 30, 1998, certain entities claiming to own limited partner interests in 44 of the IPT Partnerships filed a complaint in the Superior Court of the State of California, County of Los Angeles against IPT, Insignia, the applicable IPT Partnerships, the general partners of those partnerships and additional entities affiliated with several of the defendants. Plaintiffs allege that they have requested from, but have been denied by each of the partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the units of limited partner interest in each of those partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase units of limited partner interest in many of the partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices and violations of the partnership statutes of the states in which the partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. None of defendants has yet responded to the complaint. IPT believes the claims are without merit and intends to defend the action vigorously.

          In addition to the above, certain of the IPT Partnerships and other subsidiaries of IPT are defendants in lawsuits arising in the ordinary course of business. Such lawsuits are primarily insured claims arising from accidents at managed properties. Claims may demand substantial compensatory and punitive damages. Management believes that the litigation will be resolved without a material impact on the financial position or results of operations of the IPT.

6.   Angeles Mortgage Investment Trust Merger

          On September 17, 1998, Angeles Mortgage Investment Trust, an unincorporated California business trust ("AMIT"), was merged with and into IPT (the "AMIT Merger"). In the AMIT Merger, each issued and outstanding Class A common share of AMIT was converted into 1.516 Common Shares of IPT and each issued and outstanding Class B common share of AMIT was converted into 0.0309 Common Shares of IPT. IPT issued approximately 4,019,198 Common Shares to the AMIT shareholders in the AMIT Merger, including approximately 146,779 Common Shares issued to a wholly-owned subsidiary of Insignia as a result of its ownership of 96,800 Class A common shares of AMIT and approximately 51,826 Common Shares issued to MAE as a result of its ownership of 1,675,113 Class B common shares of AMIT. IPT's Common Shares are listed on the American Stock Exchange under the symbol "FFO". In connection with the AMIT Merger, on September 16, 1998 Insignia purchased senior participation interests in certain loans of AMIT for an aggregate purchase price of $11 million in cash. IPT acquired such cash in the AMIT Merger, but has no interest (nor will it acquire any interest) in the senior participation interests sold to Insignia.

          Pro forma results of operations for the six-month periods ended June 30, 1998 and 1997, giving effect to the AMIT Merger as if effected at the beginning of each period, are as follows (in thousands, except share and per share data):


                                                       1998               1997

      Revenues                                      $ 15,956           $  9,708
      Income before extraordinary item                11,808              3,592
      Net income                                      11,551              3,592

      Diluted earnings per Common Share:
         Income before extraordinary item           $    .52           $   .23
         Net income                                 $    .51           $   .23

      Weighed average Common Shares -
         diluted                                  22,899,721        15,558,438







7.   Other Matters

     Winthrop Option

          On February 17, 1998, Insignia granted IPLP an option (the "Winthrop Option") to acquire at any time on or before December 31, 1998, all of Insignia's interest in certain limited partner interests in two public and 11 private real estate limited partnerships which own, in the aggregate, 29 properties containing approximately 12,100 residential apartment units, together with the right to receive certain asset management, investor services and partnership management fees from ten of those partnerships. Insignia acquired such interests from Winthrop Financial Associates and certain affiliates of Winthrop Financial Associates. The Winthrop Option is exercisable by IPLP for an aggregate cash amount of approximately $46 million, plus interest on approximately $40 million of that amount at a rate equal to Insignia's cost of funds (based on the interest rate in effect from time to time under Insignia's revolving credit facility) and a ratable portion of the transaction costs incurred by Insignia in connection with the acquisitions of those interests.

     Potential Apartment Investment and Management Company Merger

          On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, including its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing of that merger is expected to occur in October 1998. In connection with that transaction, AIMCO committed, contingent upon consummation of the merger, to offer to acquire (by merger) all of the outstanding IPT Common Shares not owned by Insignia for not less than $13.25 per share in cash and to use its commercially reasonable best efforts to consummate such merger within 90 days of the consummation of the merger of Insignia and AIMCO.

     Cost of Start-up Activities

          In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP
     98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application should be reported as the cumulative effect of a change in accounting principle and expensed in the first quarter in the year of adoption. At June 30, 1998, IPT had approximately $1.0 million (net of accumulated amortization) capitalized as organizational costs that would be affected by the requirements of SOP 98-5.

     EITF 97-11

          IPT has not capitalized any internal costs in connection with identifying and acquiring operating properties. Therefore, EITF 97-11 will have no effect on IPT's financial statements.


     Comprehensive Income

          In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement No. 130"). Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. IPT adopted Statement No. 130 as of January 1, 1998. Statement No. 130 had no effect on IPT as of June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Condition

          At June 30, 1998, IPT held assets of $240 million, an increase of 6% from December 31, 1997. IPT's assets consist primarily of cash, investments in real estate limited partnerships and apartment property. Total liabilities increased 9% to $27.6 million at June 30, 1998, compared to $25.4 million at December 31, 1997. IPT's liabilities consist mostly of non-recourse mortgage notes payable. The apartment property and non-recourse mortgage notes payable balances constitute the principal assets and liabilities of The Village of Pennbrook in NPI 4 (which is an IPT Partnership of which IPLP owns a majority of the limited partner interests) and Raintree Apartments in Raintree Pensacola, L.P. (which is a wholly-owned subsidiary of IPT), which are consolidated in IPT's financial statements.

          Cash and cash equivalents decreased 61% to $14.6 million at June 30, 1998, compared to $37.4 million at December 31, 1997. The decrease was primarily attributable to the purchase of limited partner interests during the six months ended June 30, 1998. During the first six months of 1998, IPT expended approximately $20.4 million for the purchase of limited partner interests. Also contributing to the decrease in cash was the purchase of Raintree Apartments, a 168-unit residential apartment complex located in Pensacola, Florida. The purchase resulted in a net cash outflow of approximately $1.1 million.

          Investments in real estate limited partnerships increased from $159.5 million at December 31, 1997, to $192.8 million at June 30, 1998, an increase of 21%. The increase was attributable to the purchase of limited partner interests during the first six months of 1998 as noted above, the MAE GP Merger and related contribution of limited partner interests by Insignia, and an increase in undistributed equity earnings from property sales by IPT Partnerships.

          The increase in apartment property and non-recourse mortgage notes payable balances at June 30, 1998 was attributable to the purchase of Raintree Apartments in January 1998.

     Results of Operations

          The following discussion compares IPT's results of operations for the three- and six-month periods ended June 30, 1998 with its results of operations for the corresponding periods in 1997. The table below summarizes certain financial information extracted from IPT's financial statements:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                      1998        1997        1998        1997
                                          (in thousands, except share data)

     Revenues                   $     7,220 $     2,587 $    12,977 $     6,715
     Expenses                         2,051       1,747       4,221       3,388
     Funds from operations            9,386       3,522      16,825       8,666
     Net Income                       6,827         588       8,907       1,248
     Weighted average Common
       Shares outstanding -
       diluted                   18,975,719  11,891,528  18,880,523  11,539,240

          Net income per share increased to $.36 and $.47 for the three and six months ending June 30, 1998, respectively, as compared to $.05 and $.11 for the corresponding periods of 1997. Total revenues increased 179% for the three months and 93% for the six months ending June 30, 1998, as compared to the same periods in 1997. Total expenses rose approximately 17% and 25% for the three and six months ending June 30, 1998, respectively. IPT's funds from operations ("FFO") increased 167% to $9.4 million for the three months ending June 30, 1998, and 94% to $16.8 million for the six months ending June 30, 1998. The increases in revenue and expenses were primarily attributable to increases in equity earnings resulting from the continued acquisition of limited partner interests in IPT Partnerships and improved property operations.

          Contributing to the increase in net income for the three and six months ending June 30, 1998 was a gain of approximately $5.8 million realized on the sale of two properties during the second quarter of 1998. There were no gains from property sales during the comparable periods of 1997. Partially offsetting the gain was the realization of approximately $257,000 in losses related to the refinancings of several investment properties. These losses resulted from prepayment penalties and write-offs of unamortized loan costs and debt discounts.

          Minority interest reflected in the statements of income represents Insignia's interest in IPLP, the operating partnership of IPT.

          Funds from operations is defined as income or loss from real estate operations, which is net income in accordance with generally accepted accounting principles excluding gains or losses for debt restructurings, sales of property and minority interests, plus depreciation and provision for impairment. Depreciation of real estate is, except for two properties held by consolidated IPT Partnerships, reflected within equity earnings - limited partner interests. The difference between FFO and net income consists of consolidated depreciation and depreciation recorded within equity earnings, gain on sale of apartment property, extraordinary loss and minority interest.

     Investment Limited Partnership Operations

          IPT's FFO growth is attributable to both acquisition activity and internal growth. Acquisitions at cost were an aggregate of approximately $65 million from July 1, 1997 to June 30, 1998. However, comparable operations of properties owned by IPT Partnerships during the first half of both 1998 and 1997 met or exceeded management's expectations.

          Comparable property revenues grew by almost 5% for both the second quarter and first half of 1998 compared to the corresponding periods in 1997. The growth was primarily attributable to the average increase in rental rates year to year, increases in the average occupancy of approximately 0.5%, and the renovation and re-leasing of The Sterling in Philadelphia. Operating expenses declined nearly 12% for the three months and 5% for the six months ending June 30, 1998, respectively. The reduction in expenses was primarily the result of above normal levels of maintenance incurred in 1997 as management implemented plans to improve the overall appearance of the properties. Recurring operating expenses remained relatively flat. Results from comparable partnerships resulting from the comparable revenue and expense changes accounted for FFO growth of 57% and 31% for the three and six months ending June 30, 1998, respectively. The remaining FFO growth is attributable to acquisitions.

     Liquidity and Capital Resources

          IPT's primary source of cash is the receipt of distributions from the IPT Partnerships. Each IPT Partnership maintains its own cash reserves, which management believes are adequate for most of the partnerships. IPT expects distributions from IPT Partnerships to be sufficient for its current level of dividends on an annual basis.

          During 1997, IPT raised approximately $62.3 million through the private placement of Common Shares primarily with institutional investors. IPT invested approximately $20.3 million of those proceeds to acquire additional limited partner interests in IPT Partnerships during the first half of 1998, and through June 30,1998 had invested a total of approximately $49 million of the offering proceeds to acquire additional interests in IPT Partnerships.

          IPT also has available a revolving credit facility of $50 million to use for acquisitions. The line of credit is secured by a pledge and security interest in all of the limited partner interests owned by IPLP. IPT expects this credit facility to be sufficient for its acquisition requirements for the remainder of 1998. As of September 21, 1998, IPT has committed to acquire approximately $25.3 million of limited partner interests, and IPT has borrowed $30 million of the available credit facility to finance these purchases.

          On July 15, 1998, IPT paid a second quarter dividend of $.15 per share to shareholders of record as of the close of business on June 23, 1998. On September 21, 1998, the Board of Trustees of IPT declared a third quarter dividend of $.16 per share, payable on October 15, 1998 to shareholders of record as of the close of business on September 30, 1998.

     Year 2000 Compliance

          IPT is dependent upon Insignia for management and administrative services. Insignia has completed an assessment and has determined that it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. Insignia believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. IPT does not expect the conversion to have a material impact on its financial positions or results of operations. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the year 2000 issue could have a material impact on the operations of IPT.

     Other

          Certain items discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of IPT to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Quarterly Report. IPT expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in IPT's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

     See Note 5 in Notes to Condensed Consolidated Financial Statements herein.

Item 4.  Submission of Matters to a Vote of Security Holders

     IPT's annual meeting of shareholders was held on May 27, 1998. At the annual meeting, Frank M. Garrison was re-elected as a Class I trustee of IPT, with a term expiring upon the annual meeting of IPT in 2001. Mr. Garrison was re-elected by the vote of 12,287,108 Common Shares in favor and none opposed. Following the annual meeting, the other trustees of IPT continuing in office were Andrew L. Farkas and James A. Aston. A proposal to ratify and approve the appointment of Ernst & Young, L.L.P. as IPT's independent auditors for the 1998 fiscal year was also presented to the shareholders at the 1998 annual meeting, although all 12,287,108 Common Shares represented at the meeting abstained from voting.

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         Exhibit 27.  Financial Data Schedule for June 30, 1998.

     b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     INSIGNIA PROPERTIES TRUST



                     By: /s/ James A. Aston
                     --------------------------------------------
                         James A. Aston
                         President



                     By: /s/ William D. Falls
                     --------------------------------------------
                         William D. Falls
                         Controller