Form 10-Q
period 1998-09-30
INSIGNIA PROPERTIES TRUST /
filed 1998-11-16
CIK 1062508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                         Commission File Number 1-14179

                            INSIGNIA PROPERTIES TRUST
             (Exact Name of Registrant as Specified in Its Charter)


       Maryland                                         57-1045190
(State of Incorporation)                   (I.R.S. Employer Identification No.)

   One Insignia Financial Plaza, P.O. Box 19059
              Greenville, SC                              29602
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

  At November 6, 1998, the Registrant had 23,482,538 Common Shares outstanding.

                            INSIGNIA PROPERTIES TRUST

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX



                                                                           Page
PART I - FINANCIAL INFORMATION
   Item 1.  Financial Statements..........................................   1
      Condensed Consolidated Balance Sheets
        as of September 30, 1998 and December 31, 1997....................   1
      Condensed Consolidated Statements of Income
        for the Three and Nine Months Ended September 30, 1998 and 1997 ..   2
      Condensed Consolidated Statements of Shareholders' Equity
        for the Nine Months Ended September 30, 1998......................   3
      Condensed Consolidated Statements of Cash Flow
        for the Nine Months Ended September 30, 1998 and 1997.............   4
      Notes to Condensed Consolidated Financial Statements................   6
   Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............  18

PART II - OTHER INFORMATION
      Item 1.  Legal Proceedings..........................................  23
      Item 4.  Submission of Matters to a Vote of Security Holders........  23
      Item 6.  Exhibits and Reports on Form 8-K...........................  23

SIGNATURES................................................................  24

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

a)  Balance Sheets

                            INSIGNIA PROPERTIES TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                    September 30,   December 31,
                                                         1998          1997
                                                     (Unaudited)

Assets
 Cash and cash equivalents                             $ 56,085      $ 37,432
 Distributions receivable from real estate
   limited partnerships                                  11,135            --
 Investments in real estate limited partnerships        183,072       159,469
 Apartment properties, net of depreciation               44,488        22,357
 Mortgage notes receivable                               20,916            --
 Promissory notes receivable                                508            --
 Other assets                                             5,907         6,810
 Total assets                                          $322,111      $226,068

Liabilities and Shareholders' Equity
 Liabilities:
   Accounts payable - Due to Insignia                  $     94      $    841
   Distribution payable - Insignia                        1,590         1,260
   Distributions payable                                  3,751         2,786
   Accrued expenses                                       3,459         1,222
   Non-recourse mortgage notes payable                   29,002        19,300
   Note payable                                          30,000            --
 Total liabilities                                       67,896        25,409

 Minority interest in Operating Partnership              58,849        54,447

 Shareholders' Equity:
   Common shares, par value $.01 per share -
     authorized 400,000,000 shares, 23,446,538 issued
     and outstanding (1998) and 18,573,151 issued and
     outstanding (1997)                                     235           186
   Additional paid-in capital                           198,025       145,594
   Unearned compensation                                 (4,974)           --
   Accumulated earnings in excess of distributions        2,080           432
 Total shareholders' equity                             195,366       146,212

Total liabilities and shareholders' equity             $322,111      $226,068


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

See Notes to Condensed Consolidated Financial Statements.

b)  Statements of Income
                            INSIGNIA PROPERTIES TRUST
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                         1998       1997       1998       1997
Revenues
  Apartment rentals                    $ 1,997    $ 1,712    $ 5,624    $ 4,941
  Equity earnings - limited partner
   interest                              3,929      2,070     12,026      5,063
  Other                                    689        647      1,942      1,140
                                         6,615      4,429     19,592     11,144
Costs and expenses
  Apartment property operating expenses    849        819      2,585      2,336
  Apartment property interest              439        370      1,267      1,114
  Apartment property depreciation          304        245        904        725
  Administrative                         1,188        368      1,763        921
  Amortization                             111         96        387        148
  Other interest                           226          5        432         47
                                         3,117      1,903      7,338      5,291

Operating income                         3,498      2,526     12,254      5,853

Equity earnings - gain on sale of
  properties                               116         --      5,888         --

Income before minority interest and
 extraordinary item                      3,614      2,526     18,142      5,853
Minority interest in consolidated
  Subsidiaries and the Operating
    Partnership                         (1,258)      (844)    (6,622)    (2,923)

Income before extraordinary item         2,356      1,682     11,520      2,930
Equity earnings - extraordinary loss
  from property refinancings (net of
  minority interest)                       (36)        --       (293)        --

Net income                             $ 2,320    $ 1,682    $11,227    $ 2,930

Net income per share - basic and diluted
  Income before extraordinary item     $   .12    $   .10    $   .60    $   .21
  Extraordinary item                        --         --       (.01)        --
  Net income                           $   .12    $   .10    $   .59    $   .21

  Distributions declared per Common
    Share                              $   .16         --    $   .46         --

  Weighted average Common Shares
   outstanding  - basic             19,529,313 17,212,270 19,080,809 13,449,712
  Weighted average Common Shares
   outstanding - diluted            19,606,172 17,212,270 19,157,668 13,449,712




_______________________________________________________________________________
See Notes to Condensed Consolidated Financial Statement.

c)  Statements of Shareholders' Equity

                            INSIGNIA PROPERTIES TRUST
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)

                                                            Accumulated
                                                            Earnings In  Total
                                       Additional  Unearned  Excess of   Share-
                                Common   Paid-In    Compen-   Distri-   holders'
                                Shares   Capital    sation    butions   Equity

Balance at December 31, 1997    $ 186   $145,594  $     --   $   432   $146,212
 Issuance of 4,363,387
   Common Shares                   44     46,666        --        --     46,710
 Issuance of 548,000
   restricted Common Shares         5      5,765    (4,974)       --        796
 Distributions declared and paid   --         --        --    (5,828)    (5,828)
 Distributions declared            --         --        --    (3,751)    (3,751)
 Net income for 1998               --         --        --    11,227     11,227
Balance at September 30, 1998   $ 235   $198,025  $ (4,974)  $ 2,080   $195,366






























_______________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements.

d)  Statements of Cash Flow
                            INSIGNIA PROPERTIES TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                               1998       1997
Operating Activities
  Net income                                                 $11,227    $ 2,930
  Adjustments to reconcile net income to net cash
  provided by operations:
   Amortization of organization and formation costs              387        148
   Amortization of loan costs                                    268         --
    Apartment property depreciation                              904        725
    Equity earnings - partnership investments                (12,026)    (5,063)
    Equity earnings - gain on sale of properties              (5,888)        --
    Equity earnings - extraordinary loss from property
    refinancings                                                 293         --
    Non-cash compensation                                        796         --
    Minority interests in the Operating Partnership and
      consolidated Subsidiaries                                6,622      2,923
    Changes in operating assets and liabilities:
      Other assets                                              (115)      (212)
      Accounts payable and accrued expenses                       66       (224)
  Net cash provided by operating activities                    2,534      1,227

Investing Activities
  Additions to apartment property                               (395)      (171)
  Organizational and formation costs                              (5)    (1,737)
  Cash received in connection with AMIT merger                13,423         --
  Purchase of real estate limited partnership interests      (29,292)    (2,171)
  Investment in apartment property, net of acquired cash      (3,804)        --
  Funding of notes receivable                                   (275)        --
  Distributions from partnerships                             18,656     12,219
  Merger costs                                                (1,402)    (1,011)
    Net cash (used in) provided by investing activities       (3,094)     7,129

Financing Activities
  Proceeds from issuance of Common Shares                         --     52,420
  Repayments of non-recourse mortgage notes                      (16)        --
  Payments on note payable                                        --     (1,080)
  Proceeds from note payable                                      --        650
  Draw on line of credit                                      30,000         --
  Proceeds from refinancing of non-recourse mortgage note      2,660         --
  Distributions made to minority investors of NPI 4             (494)    (1,420)
  Loan costs paid                                                (83)        --
  Distributions paid to Insignia by Operating Partnership     (4,240)    (4,077)
  Distributions paid to common shareholders                   (8,614)    (5,880)
    Net cash provided by financing activities                 19,213     40,613

Increase in cash and cash equivalents                         18,653     48,969
Cash and cash equivalents at beginning of period              37,432      4,928
Cash and cash equivalents at end of period                   $56,085    $53,897


See Notes to Condensed Consolidated Financial Statements.


d) Statements of Cash Flow (continued)

                            INSIGNIA PROPERTIES TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                             1998         1997
Supplemental disclosure of non-cash financing
  and investing activities
Issuance of Common Shares and operating partnership
  units in exchange for limited partner interests          $ 6,656      $12,749

Accrual of distributions to be received from the
  investment real estate limited partnerships               11,135           --

Issuance of Common Shares in connection with the
  merger of AMIT*                                           43,081           --

Application and reclassification of capitalized
  merger costs to the purchase price of AMIT                 3,573           --


* In connection with the AMIT merger, IPT received approximately $13,423,000 in cash. Therefore, the net non-cash adjustment to the cash flow statement is approximately $29,658,000. See Note 4 to the Condensed Consolidated Financial Statements for a more complete discussion of the AMIT merger.

























See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               September 30, 1998


1.   Organization and Basis of Presentation

          Insignia Properties Trust ("IPT" or the "Company") is a Maryland real estate investment trust formed in 1996 by Insignia Financial Group, Inc., a Delaware Corporation ("Insignia"), for the purpose of acquiring and owning interests in multifamily residential properties, including limited and general partner interests in partnerships which hold such real estate properties. IPT has been organized and is operated in a manner that allows it to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. IPT is the sole general partner of Insignia Properties, L.P., a Delaware limited partnership ("IPLP"), which is IPT's operating partnership. Insignia (now Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), following the merger of Insignia with and into AIMCO - See Note 6 to the Condensed Consolidated Financial Statements) is the designated special limited partner of IPLP, and Insignia Capital Corporation (now a wholly-owned subsidiary of AIMCO as a result of the merger of Insignia with and into AIMCO) is the other limited partner of IPLP. IPT's Common Shares are listed on the American Stock Exchange under the symbol "FFO".

          Substantially all of IPT's assets consist of (i) interests in entities which comprise or control the managing general partners of real estate limited partnerships (the "IPT Partnerships"), which interests are held by IPT directly or through wholly-owned subsidiaries, (ii) limited partner interests in the IPT Partnerships, which interests are held through IPLP, and (iii) the assets acquired in the AMIT Merger (See Note 4 to the Condensed Consolidated Financial Statements), including ten wholly-owned real estate assets, some of which are held by IPT directly and some of which are held through IPLP. At September 30, 1998, the IPT Partnerships owned, in the aggregate, 339 properties containing approximately 70,000 residential apartment units and approximately 5.9 million square feet of commercial space. IPT's ownership share of these assets is included in "Investments in real estate limited partnerships" on the Condensed Consolidated Balance Sheet.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's
     Registration  Statement  on Form  S-4  filed  August  10,  1998,  File  No.
     333-53815.

          Certain amounts from 1997 have been reclassified to conform with the 1998 presentation.

2.   Earnings Per Share

          In 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

          Earnings per share is computed based on the weighted average number of outstanding common shares of beneficial interest of IPT, par value $.01 per share ("Common Shares"). An IPLP partnership interest is not considered dilutive because the allocation of earnings to an IPLP partnership interest is equivalent to a Common Share.

                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          1998       1997       1998       1997
                                           (in thousands, except share
                                                and per share data)

Numerator - basic and diluted
 Income before extraordinary item       $ 2,356    $ 1,682    $11,520    $ 2,930
 Extraordinary loss                         (36)        --       (293)        --
 Net income                             $ 2,320    $ 1,682    $11,227    $ 2,930
Denominator
 Denominator for basic earnings
   per share - weighted average
   Common Shares                     19,529,313 17,212,270 19,080,809 13,449,712
 Effect of dilutive securities -
   Restricted shares and options         76,859        --      76,859         --
 per share -
  Adjusted weighted average Common
  Shares and assumed conversions     19,606,172 17,212,270 19,157,668 13,449,712

Earnings per Common Share - basic
and diluted
  Income before extraordinary item      $   .12    $   .10    $   .60    $   .21
  Extraordinary loss                         --         --       (.01)        --
  Net income                            $   .12    $   .10    $   .59    $   .21



3.   1998 Acquisitions

     Tender Offers

          In December 1997, a wholly-owned subsidiary of IPLP commenced tender offers to purchase units of limited partner interest in the following IPT
     Partnerships: Multi-Benefit Realty Fund '87-1, Century Properties Fund XIV, Century Properties Fund XV, Century Properties Fund XVIII, Consolidated
     Capital Growth Fund, Consolidated Capital Institutional Properties/3, Consolidated Capital Properties V, Johnstown/Consolidated Income Partners and Shelter Properties VII. These tender offers expired in January and February 1998, with IPLP acquiring additional units of limited partner interest in these partnerships for a total cost, including acquisition costs, of approximately $11.4 million.

          In April 1998, a wholly-owned subsidiary of IPLP commenced tender offers to purchase units of limited partner interest in the following IPT
     Partnerships: Angeles Income Properties, Ltd. II, Angeles Partners IX and Angeles Partners XII. These tender offers expired in May 1998, with IPLP acquiring units of limited partner interest in these partnerships for a total cost, including acquisition costs, of approximately $6.6 million.

          As a result of the above tender offers, IPLP increased its stated ownership interest in these partnerships by a range of 4.52% to 24.39%, with total stated ownership interest in these partnerships ranging from 13.26% to 45.85% at September 30, 1998. IPLP accounts for these partnership interests under the equity method.

          During the third quarter 1998, a wholly-owned subsidiary of IPLP commenced tender offers to purchase units of limited partner interest in the following IPT Partnerships: Shelter Properties I, Shelter Properties II, Shelter Properties IV, Shelter Properties V, Shelter Properties VI and Shelter Properties VII. The tender offers for these partnerships expired in August 1998, with IPLP acquiring additional units of limited partner interest in these partnerships for a total cost, including acquisition costs, of approximately $7.5 million. As a result, IPLP increased its stated ownership interest in these partnerships by a range of 5.19% to 8.36%, with total stated ownership interest in these partnerships ranging from 23.07% to 46.96% as of September 30, 1998.

          During the third quarter of 1998, a wholly-owned subsidiary of IPLP commenced tender offers to purchase units of limited partner interest in the following IPT Partnerships: Consolidated Capital Institutional Properties, Consolidated Capital Institutional Properties/2, Consolidated Capital Institutional Properties/3, Consolidated Capital Properties III, Consolidated Capital Properties V, Angeles Income Properties, Ltd. II,
     Angeles Income Properties, Ltd. III, Angeles Income Properties, Ltd. IV, Angeles Income Properties, Ltd. 6, Angeles Partners IX, Angeles Partners X, Angeles Partners XI, Angeles Partners XII, Angeles Opportunity Properties, Ltd., Davidson Diversified Real Estate I, LP, Davidson Diversified Real Estate II, LP, Davidson Diversified Real Estate III, LP, Davidson Income Real Estate, LP and Davidson Growth Plus, LP, Multi-Benefit Realty Fund 87-1 Class A and B, HCW Pension Real Estate Fund Limited Partnership, Century Pension Income Fund XXIV, VMS Investors First-Staged Equity LP II and Drexel Burnham Lambert Real Estate Associates III. Each of these tenders is currently scheduled to expire on November 16, 1998.

     Property Acquisition

          On January 28, 1998, a 99% owned subsidiary of IPLP (IPT owns the other 1% interest) acquired a 168-unit apartment complex located in Pensacola, Florida known as Raintree Apartments, which is one of the real estate assets currently directly wholly owned by IPLP. The aggregate purchase price paid for the Raintree Apartments complex was approximately $3.8 million, approximately $2.7 million of which was debt financed on a non-recourse basis.

     MAE GP Corporation Merger and Related Transactions

          Effective February 25, 1998, MAE GP Corporation, which until then was a wholly-owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), was merged with and into IPT (the "MAE GP Merger"). MAE was at the time an affiliate of IPT and Insignia. As consideration for the MAE GP Merger, IPT issued 344,609 Common Shares to MAE, valued for purposes of the MAE GP Merger at $10.53 per share. MAE GP Corporation owned or controlled equity interests in entities which comprised or controlled the general partners of 29 public and 61 private real estate limited partnerships (collectively, the "MAE Partnerships"), which owned, in the aggregate, 167 properties containing approximately 31,000 residential apartment units and approximately 2.2 million square feet of commercial space.


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

4.   Angeles Mortgage Investment Trust Merger

          On September 17, 1998, Angeles Mortgage Investment Trust, an unincorporated California business trust ("AMIT"), was merged with and into IPT (the "AMIT Merger"). In the AMIT Merger, each issued and outstanding Class A common share of AMIT was converted into 1.516 Common Shares of IPT and each issued and outstanding Class B common share of AMIT was converted into 0.0309 Common Shares of IPT. IPT issued approximately 4,018,778 Common Shares to the AMIT shareholders in the AMIT Merger, including approximately 146,749 Common Shares issued to a wholly-owned subsidiary of Insignia as a result of its ownership of 96,800 Class A common shares of AMIT and approximately 51,826 Common Shares issued to MAE as a result of its ownership of 1,675,113 Class B common shares of AMIT. In connection with the AMIT Merger, on September 16, 1998, Insignia purchased senior participation interests in certain loans of AMIT for an aggregate purchase price of $11 million in cash. IPT acquired that cash in the AMIT Merger, but has no interest in the senior participation interests sold to Insignia. The AMIT Merger was accounted for under the purchase method of accounting.

          Prior to the AMIT Merger, AMIT was in the business of making various types of intermediate term real estate loans. At the date of the AMIT Merger, AMIT had 19 loans outstanding with an aggregate principal balance of approximately $21.1 million, and AMIT owned, as a result of foreclosures or receipt of deeds in lieu of foreclosure on assets securing certain AMIT loans, approximately $14.4 million of real property, net of fair value adjustment of $1.5 million. IPT acquired these assets as a result of the AMIT Merger, as well as approximately $13.4 million of cash held by AMIT at the date of the AMIT Merger.

          Pro forma  results  of  operations  for the nine month  periods  ended
     September 30, 1998 and 1997, giving effect to the AMIT Merger as if effected at the beginning of each period, are as follows (in thousands, except share and per share data):

                                                        1998            1997

      Revenues                                      $  25,488       $  15,226
      Income before extraordinary item                 16,693           6,052
      Net income                                       16,400           6,052

      Diluted earnings per Common Share:
         Income before extraordinary item           $     .73       $     .35
         Net income                                 $     .72       $     .35

      Weighed average Common Shares -
         diluted                                   22,899,721      17,468,270


5.  Equity Earnings - Gain on Sale of Properties

          On April 16, 1998, Consolidated Capital Institutional Properties ("CCIP"), which is one of the IPT Partnerships, sold Northlake Quadrangle (one of the properties controlled by CCIP) to an unrelated third party for $2.3 million. CCIP's net proceeds from this sale were $2.1 million. At the time of the sale, IPT owned approximately 41% of the equity interests in CCIP, and its share of the gain (included in IPT's equity earnings) was approximately $291,000.

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

          On July 16, 1998, Angeles Income Properties, Ltd. 6 ("AIPL6"), which is one of the IPT Partnerships, sold Whispering Pines Mobile Home Park (one of the properties controlled by AIPL6) to an unrelated third party for approximately $7.0 million. Aggregate net sales proceeds to AIPL6 from this sale were approximately $1.9 million, after repayment of the first and second mortgage notes and payment of closing costs. IPT owned approximately 5% of the equity interests in AIPL6 at the time of the sale, and its share of the gain (included in IPT's equity earnings) was approximately $97,000.

6.  Apartment Investment and Management Company Merger

          On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, including its controlling interest in IPT, with AIMCO. On October 1, 1998, AIMCO completed the merger of Insignia with and into AIMCO (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired approximately 51% of the outstanding Common Shares of IPT.

          Also on October 1, 1998, just prior to the completion of the Insignia Merger, the IPT Board of Trustees, as constituted prior to the resignations and appointments of AIMCO nominees described below (the "IPT Board"), held a special meeting attended by all but one trustee to consider in detail with its legal and financial advisors the terms of an Agreement and Plan of Merger (the "IPT Merger Agreement") proposed to be entered into between IPT and AIMCO, pursuant to which IPT would be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). At the request of the IPT Board, representatives of Lehman Brothers, Inc., IPT's financial advisor, made a presentation concerning the analysis underlying their conclusions, and delivered a written opinion that the consideration to be paid in the IPT Merger was fair from a financial point of view to the holders of Common Shares, other than AIMCO and its subsidiaries. Following such discussions and based in part on the advice of Lehman Brothers, Inc., the IPT Board (prior to the election of any AIMCO affiliates) unanimously (1) deemed the IPT Merger advisable and in the best interests of IPT, (2) directed the IPT Merger to be submitted to the IPT shareholders, (3) recommended the IPT Merger to the IPT shareholders, and (4) approved the IPT Merger Agreement and the transactions contemplated by the IPT Merger Agreement.

          As contemplated by the IPT Merger Agreement, effective simultaneously with the execution and delivery of the IPT Merger Agreement, (1) Messrs. Ronald Uretta and Ronald J. Consiglio resigned as trustees of IPT; (2) the size of the IPT Board was increased by four from seven to eleven members; and (3) Messrs. Terry Considine, Peter K. Kompaniez, Patrick J. Foye, Steven D. Ira, Thomas W. Toomey and Harry G. Alcock, each of whom is an officer of AIMCO, were appointed to fill the vacancies on the IPT Board.

          IPT's bylaws were also amended in the manner contemplated by the IPT Merger Agreement. One of the bylaw amendments had the effect of exempting AIMCO's acquisition (through the Insignia Merger) of Common Shares from Maryland's control share acquisition statute. Maryland's control share acquisition statute generally provides that persons acquiring more than 20% of the outstanding shares of a Maryland real estate investment trust will have no voting rights unless the acquisition is approved by (1) the affirmative vote of 66 2/3% of all the votes entitled to be cast on the matter, excluding all interested shares, or (2) by a bylaw provision, as was the case in AIMCO's acquisition of the Common Shares formerly held by Insignia through the Insignia Merger. As a result of such bylaw amendment, AIMCO will be permitted to vote the Common Shares it owns for the IPT Merger.

          In addition, another Maryland statute, the business combination statute, prohibits certain business combinations between a Maryland real estate investment trust and a 10% shareholder and certain other persons. AIMCO was exempted from the provisions of Maryland's business combination statute by the IPT Board prior to AIMCO's acquisition of the Common Shares formerly owned by Insignia, therefore the IPT Merger is not restricted by Maryland's business combination statute.

          The IPT Merger requires approval of the holders of a majority of the outstanding Common Shares. AIMCO and its subsidiaries have agreed to vote all of the Common Shares they own in favor of the IPT Merger and the IPT Merger Agreement. Accordingly, IPT shareholder approval is assured.

          Upon completion of the IPT Merger, IPT shareholders will receive the following merger consideration: (1) if the IPT Merger is completed prior to March 1, 1999, at AIMCO's election, $13.25 ($13.28 to the extent that AIMCO uses its common stock) per Common Share in cash, AIMCO common stock or a combination of both, plus a pro rated IPT regular quarterly cash distribution, in each case subject to certain adjustments specified in the IPT Merger Agreement; or (2) if the IPT Merger is completed on or after March 1, 1999, $13.28 per IPT Common Share payable entirely in shares of AIMCO common stock, plus a pro rated IPT regular quarterly cash distribution, in each case subject to certain adjustments specified in the IPT Merger Agreement. IPT will issue a press release announcing the percentage of the base merger consideration AIMCO elects to pay in cash (if any) at least 10-trading days before completion of the IPT Merger. Based on an assumed price per IPT Common Share of $13.25, using 23,446,538 fully diluted Common Shares as of October 1, 1998, the aggregate value of all outstanding Common Shares implied by the IPT Merger Agreement would have been approximately $310,666,629.

          Also in connection with the execution of the IPT Merger Agreement, IPT entered into consulting agreements with each of Messrs. James A. Aston, Andrew L. Farkas, Frank M. Garrison and Ronald Uretta, each of whom was a member of the IPT Board at the time the IPT Merger Agreement was approved, pursuant to which these individuals have become consultants to IPT for a fee of $1,000 per month. These consulting agreements will terminate on January 31, 2003. Additionally, all unvested restricted Common Shares owned by these individuals at the effective time of the IPT Merger will be converted into restricted shares of AIMCO Common Stock, regardless of whether AIMCO elects to pay all or a portion of the merger consideration in cash. As of September 30, 1998, such individuals held approximately 390,000 restricted Common Shares.

          As compensation for its services in connection with the IPT Merger and the rendering of its fairness opinion, IPT paid Lehman Brothers a fee of $750,000 plus expenses. This amount is reflected in administrative expenses for the three and nine months ended September 30, 1998. Lehman Brothers currently is a lender to IPT under a $50 million credit facility. At the time Lehman Brothers rendered its opinion to IPT, Lehman Brothers and an officer of Lehman Brothers owned an aggregate of 510,000 Common Shares.

7.   Mortgage Note Receivable

          In September 1998, IPT funded a new loan in the amount of $275,000 secured by a first deed of trust on a 6,000 square foot commercial building located in Indianapolis, Indiana. This new loan requires monthly principal and interest payments based on an annual interest rate of 7.3% and a principal amortization period of 20 years. The loan has a maturity date of September 2008.

8.   Commitments and Contingencies

     General Partners

          Qualified REIT subsidiaries of IPT either control or serve as managing general partner of the IPT Partnerships, and these subsidiaries may be liable for recourse obligations of the IPT Partnerships in the event that the IPT Partnerships are unable to satisfy those obligations. IPT believes that each IPT Partnership has more than adequate resources to discharge all recourse obligations and maintains adequate insurance.

     Loan Commitments

          Certain wholly-owned subsidiaries of IPT are obligated to loan up to $500,000 each to certain IPT Partnerships ($2,600,000 in aggregate) and $150,000 each to certain other IPT Partnerships ($6,000,000 in aggregate) at interest rates not to exceed the prime rate plus 2%. There were no amounts outstanding under these commitments at September 30, 1998.

     Obligations to Former General Partners

          Certain corporate general partners owned by IPT were acquired by Insignia from unaffiliated prior owners. The acquisition agreements provided that Insignia (now IPT) would be indemnified from claims attributable to events or actions prior to Insignia's ownership, and that Insignia would indemnify the prior owners from claims or causes of action arising after the change in ownership. In addition, certain former owners of the general partners of seven IPT Partnerships retained 100% (and in some instances 75%) of the obligation to make capital contributions that may be required by the general partners upon windup of the applicable partnerships.

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

     Litigation

          In January and February 1998, a limited partner in several of the IPT Partnerships commenced arbitration proceedings and litigation against those partnerships and their general partners. The claims in both arbitration and in complaints filed in the Circuit Court of Jackson County, Missouri assert that the general partners controlled by IPT breached certain contractual and fiduciary duties allegedly owed to the claimant. IPT believes the claims asserted in these proceedings are without merit.

          On March 24, 1998, certain persons claiming to own limited partner interests in certain of the IPT Partnerships filed a purported class and derivative action in California Superior Court in the County of San Mateo against IPT, the general partners of the partnerships, certain persons and entities who purportedly formerly controlled the general partners, and additional entities affiliated with and individuals who are officers, directors and/or principals of several of the defendants. The complaint contains allegations that, among other things, (i) the defendants breached their fiduciary duties to the plaintiffs by selling or agreeing to sell their "fiduciary positions" as stockholders, officers and directors of the general partners for a profit and retaining said profit rather than distributing it to the plaintiffs; (ii) the defendants breached their fiduciary duties by mismanaging the partnerships and misappropriating the assets of the partnerships by (a) manipulating the operations of the partnerships to depress the trading price of units of limited partner interest in the partnerships, (b) coercing and fraudulently inducing unitholders to sell units to certain of the defendants at depressed prices and (c) using the voting control obtained by purchasing units at depressed prices to entrench certain of the defendants' positions of control over the partnerships; and (iii) the defendants breached their fiduciary duties to the plaintiffs by selling assets (such as mailing lists of unitholders) of the partnerships and causing the general partners to enter into exclusive arrangements with their affiliates to sell goods and services to the general partners, the unitholders and tenants of partnership properties. The complaint also alleges that the foregoing allegations constitute violations of various California securities, corporate and partnership statutes, as well as conversion and common law fraud. The complaint seeks unspecified compensatory and punitive damages, an injunction blocking the sale of control of the general partners and a court order directing the defendants to discharge their fiduciary duties to the plaintiffs. In June 1998, the general partners filed a motion seeking dismissal of the action. In lieu of responding to that motion, the plaintiffs recently filed an amended complaint against which the general partners have again filed a motion seeking dismissal. IPT believes that the allegations contained in the amended complaint are without merit and intends to defend the action vigorously.

          On July 30, 1998, certain entities claiming to own limited partner interests in 44 of the IPT Partnerships filed a complaint in the Superior Court of the State of California, County of Los Angeles against IPT, Insignia, the applicable IPT Partnerships, the general partners of those partnerships and additional entities affiliated with several of the defendants. Plaintiffs allege that they have requested from, but have been denied by each of the partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the units of limited partner interest in each of those partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase units of limited partner interest in many of the partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices and violations of the partnership statutes of the states in which the partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. Defendants have answered the complaint. IPT believes the claims are without merit and intends to defend the action vigorously.

          An action was filed against AMIT, Katten Muchin Zavis and David M. Bass in Superior Court of the State of California by Jules P. Kirsch on December 26, 1996 alleging that the named defendants had maliciously prosecuted Mr. Kirsch in certain earlier litigation commenced by AMIT in 1995, which alleged that Mr. Kirsch and several other individuals and corporations purchased AMIT Class A Shares while in possession of "inside information" and that they violated Sections 13(d) and 14(a) of the Exchange Act and the rules and regulations promulgated thereunder. In June 1996, AMIT settled the prior claims with the defendants other than Mr. Kirsch, and voluntarily dismissed the claims against Mr. Kirsch. The now pending action commenced by Mr. Kirsch seeks unspecified amounts for compensatory and punitive damages. On January 5, 1998, summary judgment was entered in favor of AMIT and against Mr. Kirsch on all claims in the malicious prosecution action. On January 30, 1998, Mr. Kirsch filed an appeal of the summary judgment ruling. No decision on that appeal has been rendered yet.

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

9.   Other Matters

     Winthrop Option

          On February 17, 1998, Insignia (now AIMCO) granted IPLP an option (the "Winthrop Option") to acquire, at any time on or before December 31, 1998, all of Insignia's interest in certain limited partner interests in two public and 11 private real estate limited partnerships which own, in the aggregate, 29 properties containing approximately 12,100 residential apartment units, together with the right to receive certain asset management, investor services and partnership management fees from ten of those partnerships. Insignia acquired such interests from Winthrop Financial Associates and certain affiliates of Winthrop Financial Associates. The Winthrop Option is exercisable by IPLP for an aggregate cash amount of approximately $46 million, plus interest on approximately $40 million of that amount at a rate equal to Insignia's cost of funds (based on the interest rate in effect from time to time under Insignia's revolving credit facility) and a ratable portion of the transaction costs incurred by Insignia in connection with the acquisitions of those interests.

     Cost of Start-up Activities

          In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP
     98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application should be reported as the cumulative effect of a change in accounting principle and expensed in the first quarter in the year of adoption. At September 30, 1998, IPT had approximately $920,000 (net of accumulated amortization) capitalized as organizational costs that would be affected by the requirements of SOP 98-5.

     EITF 97-11

          IPT has not capitalized any internal costs in connection with identifying and acquiring operating properties. Therefore, EITF 97-11 will have no effect on IPT's financial statements.

     Comprehensive Income

          In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement No. 130"). Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. IPT adopted Statement No. 130 as of January 1, 1998. Statement No. 130 had no effect on IPT as of September 30, 1998.

10.  Subsequent Events

     Contribution Agreement

          In order to avoid possible adverse tax consequences to AIMCO, the merger agreement between Insignia and AIMCO required that AIMCO and Insignia use their best efforts to cause IPLP to contribute substantially all of its assets to AIMCO Properties, L.P. ("AIMCO Operating Partnership") AIMCO's operating partnership, in exchange for units of limited partner interest in the AIMCO Operating Partnership ("AIMCO OP Units"). As a result, following the Insignia Merger and the execution of the IPT Merger Agreement, effective October 1, 1998 IPLP contributed a substantial portion of its assets to the AIMCO Operating Partnership in exchange for AIMCO OP Units (valued at the then current market price of AIMCO common stock) ("IPLP Contribution"). In addition, AIMCO and IPT formed a joint venture to acquire from a third party, multifamily housing assets in which IPT's 99% joint venture was funded by IPLP.

     Retention Compensation Arrangements

          During October 1998, approximately $1.4 million was paid to former executives and other employees of IPT related to retention arrangements entered into with these employees. The retention agreements were entered into in order to encourage the executives and other employees to remain with IPT through the close of the IPT Merger. As a result of the change in control of IPT, it was determined that the compensation would be awarded to these employees on October 15, 1998. Also on October 15, 1998, pursuant to the respective retention agreements, 26,000 restricted Common Shares previously granted to certain former IPT executives vested, and options to purchase 25,000 Common Shares held by two former IPT executives were retired by IPT at an aggregate cost of $81,250. In October 1998, $1 million was paid to Ronald Consiglio, a former officer and trustee of AMIT and IPT, as a result of the termination of his employment with IPT without cause. These amounts will be recorded as expense by IPT in the fourth quarter of 1998.

     Property Sale

          During November 1998, IPT sold an industrial warehouse acquired in connection with the AMIT Merger. The warehouse, which is approximately 89,000 square feet and is located in Solon, a suburb of Cleveland, Ohio, was sold for a price of $2,000,000. In connection with the sale, IPT provided a first mortgage loan to the buyer in the amount of $1,700,000, which requires monthly principal and interest payments based on an annual interest rate of 6.25% and a principal amortization period of 20 years. The loan has a maturity date of November 2008. In conjunction with the sale of the property, IPT recognized a gain of approximately $205,000 and received net cash proceeds in the amount of approximately $201,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Condition

          On September 17, 1998, AMIT was merged with and into IPT. In the AMIT Merger, each issued and outstanding Class A and B common share of AMIT was converted into a total of 4,018,778 Common Shares valued at approximately
     $10.72 per share. As a result of the AMIT Merger, IPT acquired approximately $13.4 million in cash, 19 loans with an aggregate principal balance of approximately $21.1 million, nine investment properties valued at approximately $18.8 million, net current assets of approximately $0.3 million and mortgage notes payable with an aggregate principal balance of approximately $7.1 million. These account balances were recorded at their estimated fair values at the date of the AMIT Merger. Also in connection with the AMIT Merger, IPT reclassified previously capitalized merger costs of approximately $3.6 million against the purchase price of AMIT. Net income before minority interest and extraordinary item resulting from the AMIT Merger, and reflected in the statements of income for the three and nine months ending September 30, 1998, was approximately $89,000.

          At September 30, 1998, IPT held assets of $322 million, an increase of 42% from December 31, 1997. IPT's assets consist primarily of cash, investments in real estate limited partnerships, apartment properties and mortgage notes receivables. The increase in assets resulted primarily from increased investments in real estate limited partnerships the AMIT Merger. Total liabilities increased 167% to $67.9 million at September 30, 1998, compared to $25.4 million at December 31, 1997. The increase in liabilities is due primarily to withdrawals of approximately $30 million on IPT's revolving credit facility and an increase in liabilities of approximately $8.1 million as a result of the AMIT Merger. The apartment property balance constitutes the principal assets of The Village of Pennbrook in NPI 4 (which is an IPT Partnership of which IPLP owns a majority of the limited partner interests), Raintree Apartments in Raintree Pensacola, L.P. (which is a wholly-owned subsidiary of IPT), and the nine investment properties acquired in the AMIT Merger, all of which are consolidated in IPT's financial statements. The non-recourse mortgage notes payable balance constitutes the primary liabilities of NPI 4, Raintree Apartments and two of the nine investment properties acquired in the AMIT merger.

          Cash and cash equivalents increased 50% to $56.1 million at September 30, 1998, compared to $37.4 million at December 31, 1997. The increase in cash and cash equivalents is due primarily to cash received as a result of the AMIT Merger of approximately $13.4 million, distributions received from partnerships of approximately $18.7 million and draws on the credit facility of approximately $30.0 million, offset by purchases of limited partner interests of approximately $29.3 million, combined distributions paid by IPT and IPLP of approximately $12.9 million and the purchase of Raintree Apartments, a 168-unit residential apartment complex located in Pensacola, Florida. The purchase of Raintree Apartments resulted in net cash outflow of approximately $1.1 million.

          Investments in real estate limited partnerships increased from $159.5 million at December 31, 1997, to $183.1 million at September 30, 1998, an increase of 15%. The increase was attributable to the purchase of limited partner interests during the first nine months of 1998 as noted above and the MAE GP Merger and related contribution of limited partner interests by Insignia, partially offset by distributions of $30.1 million from the IPT Partnerships, of which approximately $11.1 million was accrued at September 30, 1998.

     Results of Operations

          The following discussion compares IPT's results of operations for the three and nine months ended September 30, 1998 with its results of operations for the corresponding periods in 1997. The table below summarizes certain financial information extracted from IPT's financial statements:

                                         Three Months Ended    Nine Months Ended
                                           September  30,         September 30,
                                          1998       1997       1998       1997
                                             (in thousands, except share data)

     Revenues                           $ 6,615    $ 4,429   $ 19,592   $ 11,144
     Expenses                             3,117      1,903      7,338      5,291
     Funds from operations                7,808      5,510     24,633     14,176
     Net Income                           2,320      1,682     11,227      2,930
     Weighted average Common Shares
       outstanding - diluted         19,606,172 17,212,270 19,157,668 13,449,712


          Net income per share diluted increased to $.12 and $.59 for the three and nine months ending September 30, 1998, respectively, as compared to $.10 and $.21 for the corresponding periods of 1997. Total revenues increased 49% for the three months and 76% for the nine months ending September 30, 1998, as compared to the same periods in 1997. Total expenses rose approximately 64% and 39% for the three and nine months ending September 30, 1998, respectively. IPT's funds from operations ("FFO") increased 42% to $7.8 million for the three months ending September 30, 1998, and increased 74% to $24.6 million for the nine months ending September 30, 1998. The increases in revenue and expenses were primarily attributable to increases in equity earnings resulting from the continued acquisition of limited partner interests in IPT Partnerships and improved property operations.

          Contributing to the increase in net income for the nine months ending September 30, 1998 was a gain of approximately $5.9 million realized primarily on the sale of three properties during the nine months ending September 30, 1998. There were no gains from property sales during the comparable period of 1997. Partially offsetting the gain was the realization of approximately $293,000 in losses related to the refinancings of several investment properties. These losses resulted from prepayment penalties and write-offs of unamortized loan costs and debt discounts. Also offsetting the increase in net income was the accrual of $750,000 in September relating to services rendered by Lehman Brothers, Inc. for the fairness opinion issued in connection with the IPT Merger.

          Minority interest reflected in the statements of income represents Insignia's (now AIMCO's) interest in IPLP, the operating partnership of IPT.

          Funds from operations is defined as income or loss from real estate operations, which is net income in accordance with generally accepted accounting principles excluding gains or losses for debt restructurings, sales of property and minority interests, plus depreciation and provision for impairment. Depreciation of real estate is, except for wholly-owned properties and properties held by consolidated IPT Partnerships, reflected within equity earnings - limited partner interests. In general, the difference between FFO and net income consists of consolidated depreciation and depreciation recorded within equity earnings, gain on sale of apartment property, extraordinary loss and minority interest.

     Investment Limited Partnership Operations

          IPT's FFO growth is attributable to both acquisition activity and internal growth. Acquisitions at cost (excluding AMIT Merger activity) were an aggregate of approximately $74 million from July 1, 1997 to September 30, 1998. However, comparable operations of properties owned by IPT
     Partnerships during the first nine months of both 1998 and 1997 met or exceeded management's expectations.

          Comparable property revenues grew by 2.3% for the first nine months of 1998 compared to the corresponding period in 1997. The growth was primarily attributable to the average increase in rental rates year to year, increases in the average occupancy of approximately 0.5%, and the renovation and re-leasing of The Sterling in Philadelphia. Conversely, comparable property revenues decreased 1.75% for the three months ending September 30, 1998 as compared to the same period in 1997. Operating expenses declined approximately 8.3% for the three months and 5.3% for the nine months ending September 30, 1998, respectively. The reduction in expenses was primarily the result of above normal levels of maintenance incurred in 1997 as management implemented plans to improve the overall appearance of the properties. Recurring operating expenses remained relatively flat. Results from comparable partnerships resulting from the comparable revenue and expense changes accounted for FFO growth of 28.8% and 24.2% for the three and nine months ending September 30, 1998, respectively. The remaining FFO growth is attributable to acquisitions.

     Liquidity and Capital Resources

          Prior to the IPLP Contribution, IPT's primary source of cash was the receipt of distributions from the IPT Partnerships. Subsequent to the IPLP Contribution, IPT's primary source of cash is the receipt of distributions from the AIMCO Operating Partnership. IPT expects distributions from AIMCO Operating Partnership to be sufficient for it to maintain its current level of distributions on an annual basis as required by the IPT Merger Agreement.

          During 1997, IPT raised approximately $62.3 million through the private placement of Common Shares primarily with institutional investors. IPT invested approximately $29.3 million of those proceeds to acquire additional limited partner interests in IPT Partnerships during the first nine months of 1998, and through September 30, 1998 had invested a total of approximately $58 million of the offering proceeds to acquire additional interests in IPT Partnerships.

          IPT also has available a revolving credit facility of $50 million to use for acquisitions. The line of credit is secured by a pledge and security interest in all of the limited partner interests owned by IPLP. IPT expects this credit facility to be sufficient for its acquisition requirements for the remainder of 1998. As of September 30, 1998, IPT has borrowed $30 million of the available credit facility to finance outstanding tender offers and future purchases.

          On October 15, 1998, IPT paid a third quarter distribution of $.16 per share to shareholders of record as of the close of business on September 30, 1998.

     Year 2000 Compliance

          The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          IPT is dependent upon AIMCO for management and administrative services. AIMCO has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. AIMCO presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of AIMCO and IPT.

          AIMCO's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, AIMCO has fully completed its assessment of all systems that could be significantly affected by the Year 2000 Issue, and has begun the remediation, testing and implementation phase on both hardware and software systems. AIMCO anticipates having all phases complete by June 1, 1999.

          AIMCO believes that it has an effective program in place to resolve the Year 2000 Issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect IPT's operations. To date, AIMCO is not aware of any external agent with a Year 2000 Issue that would materially impact IPT's results of operations, liquidity or capital resources. However, AIMCO has no means of ensuring that external agents will be Year 2000 compliant. AIMCO does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of IPT. However, the effect of non-compliance by external agents is not readily determinable.

     Other

          Certain statements in the Financial Statements and elsewhere in this Form 10-Q and the documents incorporated by reference herein contain, or may contain, information that is forward-looking, including, without limitation, statements regarding the effect of the IPT Merger. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors, including, without limitation: national and local economic conditions; the general level of interest rates; terms of governmental regulations that affect IPT and interpretations of those regulations; the competitive environment in which IPT operates; real estate risks, including the failure of acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs that may be incurred due to necessary remediation of contamination of properties owned, acquired or previously owned by IPT. In addition, IPT's continued qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. Accordingly, do not place undo reliance on such forward-looking statements. Readers should carefully review IPT's financial statements and the notes thereto, as well as risk factors described herein and in the documents incorporated herein.

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings

     See Note 8 in Notes to Condensed Consolidated Financial Statements herein.


Item 4. Submission of Matters to a Vote of Security Holders

     On September 14 and 15, 1998, IPT held a special meeting of the IPT shareholders to consider and vote on the approval of the AMIT Merger. At that meeting, the AMIT Merger was approved by a vote of 11,886,808 Common Shares in favor and none opposed or abstained.


Item 6. Exhibits and Reports on Form 8-K

     a)  Exhibits

         Exhibit 2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by Apartment and Investment Management Company and Insignia Properties Trust (Exhibit 2.1 to the Company's Form 8-K, filed October 15, 1998, is incorporated by reference).

         Exhibit 3.2 Bylaws of IPT (Exhibit 3.2 to the Company's Form 8-K, filed October 15, 1998, is incorporated by reference).

         Exhibit 27   Financial Data Schedule for September 30, 1998.

         Exhibit 99.1 Shareholders'  Agreement,  dated October 1, 1998,  among
                      AIMCO, Andrew L. Farkas, James A. Aston and Frank M. Garrison (Exhibit 10.4 to AIMCO's Schedule 13D, filed October 15, 1998, is incorporated by reference).

         Exhibit 99.2 Irrevocable Limited Proxy, dated October 1, 1998, granted by AIMCO to Andrew L. Farkas, James A. Aston and Frank M. Garrison (Exhibit 10.3 to AIMCO's Schedule 13D, filed October 15, 1998, is incorporated by reference).

     b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K, dated September 17, 1998, on September 30, 1998, relating to the AMIT Merger.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        INSIGNIA PROPERTIES TRUST



                                    By: /s/ Patrick  Foye
                                    --------------------------------------------
                                        Patrick J. Foye
                                        Executive Vice President



                                    By: /s/ Martha L. Long
                                    --------------------------------------------
                                        Martha L. Long
                                        Senior Vice President